Form 10-K
period 2020-12-31
CD 2016-CD2 Mortgage Trust
filed 2021-03-16
CIK 1685054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The 8 Times Square & 1460 Broadway Mortgage Loan, the 229 West 43rd Street Retail Condo Mortgage Loan, the 60 Madison Avenue Mortgage Loan and the Birch Run Premium Outlets Mortgage Loan, which constituted approximately 10.3%, 7.7%, 5.6% and 4.6%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 8 Times Square & 1460 Broadway Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the 229 West 43rd Street Retail Condo Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity, (c) with respect to the 60 Madison Avenue Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Birch Run Premium Outlets Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the 8 Times Square & 1460 Broadway Mortgage Loan, the 229 West 43rd Street Retail Condo Mortgage Loan, the 60 Madison Avenue Mortgage Loan and the Birch Run Premium Outlets Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan, which constituted approximately 4.3% and 2.0%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 80 Park Plaza Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Mills Fleet Farm Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Citigroup Commercial Mortgage Trust 2016-C3 transaction, Commission File Number 333-207132-08 (the “CGCMT 2016-C3 Transaction”). These loan combinations, including the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CGCMT 2016-C3 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the FedEx Ground Portfolio Mortgage Loan, the Prudential Plaza Mortgage Loan, the 10 Hudson Yards Mortgage Loan, the 667 Madison Avenue Mortgage Loan, the Starbucks Center Mortgage Loan and the Marriott Hilton Head Resort & Spa Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan and the special servicer of the FedEx Ground Portfolio Mortgage Loan and the Starbucks Center Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Prudential Plaza Mortgage Loan, the 10 Hudson Yards Mortgage Loan, the Starbucks Center Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the COMM 2015-CCRE26 Transaction, the trust and servicing agreement for the Hudson Yards 2016-10HY Transaction, the pooling and servicing agreement for the JPMDB 2016-C4 Transaction, the pooling and servicing agreement for the WFCM 2016-LC25 Transaction and the pooling and servicing agreement for the BACM 2017-BNK3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Prudential Plaza Mortgage Loan, the 10 Hudson Yards Mortgage Loan, the Starbucks Center Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Deutsche Bank Trust Company Americas acts as trustee of the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CGCMT 2016-C3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Prudential Plaza Mortgage Loan, the 10 Hudson Yards Mortgage Loan, the 667 Madison Avenue Mortgage Loan, the Starbucks Center Mortgage Loan, the Marriott Hilton Head Resort & Spa Mortgage Loan, the FedEx Ground Portfolio Mortgage Loan, the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Starbucks Center Mortgage Loan, the Prudential Plaza Mortgage Loan, the 80 Park Plaza Mortgage Loan, the Mills Fleet Farm Mortgage Loan and the Marriott Hilton Head Resort & Spa Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Pentalpha Surveillance LLC as operating advisor of the Starbucks Center Mortgage Loan and the Marriott Hilton Head Resort & Spa Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as special servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 and LNR Partners, LLC as special servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Prudential Plaza Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 80 Park Plaza Mortgage Loan and the Mills Fleet Farm Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 and LNR Partners, LLC as special servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 8 Times Square & 1460 Broadway Mortgage Loan (ID 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on December 8, 2016 pursuant to Rule 424(b)(2)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,218,981.01 for the twelve- month period ended December 31, 2020.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and as custodian, and Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.67      Pentalpha Surveillance LLC, as Operating Advisor of the Starbucks Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.68      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starbucks Center Mortgage Loan (see Exhibit 33.7)

33.69      National Tax Search, LLC, as Servicing Function Participant of the Starbucks Center Mortgage Loan (see Exhibit 33.8)

33.70      Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.1)

33.71      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 (Omitted. See Explanatory Notes.)

33.72      LNR Partners, LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020 (Omitted. See Explanatory Notes.)

33.73      Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.74      Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.5)

33.75      Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

33.76      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.7)

33.77      National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 33.8)

33.78      Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.1)

33.79      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.55)

33.80      Wilmington Trust, National Association, as Trustee of the FedEx Ground Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81      Wells Fargo Bank, National Association, as Custodian of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.5)

33.82      Park Bridge Lender Services LLC, as Operating Advisor of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.6)

33.83      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.7)

33.84      National Tax Search, LLC, as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.8)

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

34.67      Pentalpha Surveillance LLC, as Operating Advisor of the Starbucks Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.68      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Starbucks Center Mortgage Loan (see Exhibit 34.7)

34.69      National Tax Search, LLC, as Servicing Function Participant of the Starbucks Center Mortgage Loan (see Exhibit 34.8)

34.70      Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.1)

34.71      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 (Omitted. See Explanatory Notes.)

34.72      LNR Partners, LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020 (Omitted. See Explanatory Notes.)

34.73      Wilmington Trust, National Association, as Trustee of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.74      Wells Fargo Bank, National Association, as Custodian of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.5)

34.75      Pentalpha Surveillance LLC, as Operating Advisor of the Marriott Hilton Head Resort & Spa Mortgage Loan (Omitted. See Explanatory Notes.)

34.76      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.7)

34.77      National Tax Search, LLC, as Servicing Function Participant of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 34.8)

34.78      Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.1)

34.79      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.55)

34.80      Wilmington Trust, National Association, as Trustee of the FedEx Ground Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81      Wells Fargo Bank, National Association, as Custodian of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.5)

34.82      Park Bridge Lender Services LLC, as Operating Advisor of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.6)

34.83      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.7)

34.84      National Tax Search, LLC, as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.8)

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

35.24      Wells Fargo Bank, National Association, as Primary Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan (see Exhibit 35.1)

35.25      Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan prior to March 27, 2020 (Omitted. See Explanatory Notes.)

35.26      LNR Partners, LLC, as Special Servicer of the Marriott Hilton Head Resort & Spa Mortgage Loan on and after March 27, 2020 (Omitted. See Explanatory Notes.)

35.27      Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 35.1)

35.28      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 35.18)

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

Date: March 15, 2021

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 15, 2021